Form 10-Q
period 2010-03-31
Film Department Holdings, Inc.
filed 2010-06-10
CIK 1407384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34706
THE FILM DEPARTMENT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2442818

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8439 Sunset Boulevard, 2nd Floor West Hollywood, California	90069

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 323-785-3700
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Common Stock outstanding as of June 4, 2010: 10,211,538

THE FILM DEPARTMENT HOLDINGS, INC. AND SUBSIDIARIES

2

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
The Film Department Holdings LLC
CONSOLIDATED BALANCE SHEETS

March 31, 2010
Unaudited
(Amounts in Thousands)
ASSETS
Cash and cash equivalents	$1,010
Restricted cash and cash equivalents	137
Accounts receivable, net	7,628
Property and equipment, net	82
Development costs	1,812
Capitalized film costs, net	24,937
Other assets	1,292
Debt issuance costs, net	373

Total assets	$37,271

LIABILITIES, REDEEMABLE MEMBER UNITS AND MEMBERS’ DEFICIT
Liabilities
Accounts payable and accrued liabilities	$1,238
Accrued residuals and participations	928
Deferred revenue	418
Second Lien Notes, net of discount	27,279

Total liabilities	$29,863
Commitments and Contingencies (Note 10)
Redeemable member units	41,625
Members’ deficit	(34,217)

Total liabilities, redeemable member units and members’ deficit	$37,271

See accompanying notes to consolidated financial statements.

The Film Department Holdings LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	Unaudited
	(Amounts in thousands)
Revenues	$5,821	$—

Expenses
Direct operating expense	4,026	—
Distribution and marketing expense	138	242
General and administration expense	3,963	1,739
Depreciation and amortization expense	48	48

Total expenses	8,175	2,029

Operating loss	(2,354)	(2,029)
Other expense (income)
Interest expense
Contractual interest expense	1,413	1,221
Amortization of debt discount	267	46
Amortization of debt issuance costs	74	303
Amortization of debt administration fees	—	31

Total interest expense	1,754	1,601
Other expense	—	—
Interest and other (income)	—	(9)

Total other expenses, net	1,754	1,592
Net Loss	$(4,108)	$(3,621)

See accompanying notes to consolidated financial statements.

The Film Department Holdings LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

		Total
	Accumulated	Members’
	Deficit	Deficit
	Unaudited
	(Amounts in thousands)
Balance, December 31, 2009	$(30,065)	$(30,065)
Deemed dividend — accretion of Class B redeemable units	(44)	(44)
Net loss for the three months ended March 31, 2010	(4,108)	(4,108)

Balance, March 31, 2010	$(34,217)	$(34,217)

See accompanying notes to consolidated financial statements.

The Film Department Holdings LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	Unaudited
	(Amounts in thousands)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Net loss	$(4,108)	$(3,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of film cost	3,812	—
Depreciation and amortization	48	48
Unit-based compensation	2,575	—
Amortization of debt discount and issuance costs	341	349
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash and cash equivalents	1,280	(4,186)
(Increase) in accounts receivable	(2,079)	(1,112)
Decrease (increase) in prepaid expenses and other current assets	6,567	(1)
(Increase) in development costs	(124)	(417)
Decrease (increase) in film costs	71	(26,265)
Decrease (increase) in deposits and other assets	3	(595)
Decrease in accounts payable	(226)	—
Increase (decrease) in accrued expenses and other liabilities	313	(174)
(Decrease) increase in deferred revenue	(194)	2,332
Increase in accrued interest on notes payable	1,413	1,036

Net cash provided by (used in) operating activities	9,692	(32,606)

Cash flows from investing activities
Proceeds from Sale of short-term investments	—	10,350

Net cash provided by investing activities	—	10,350

Cash flows from financing activities
Repayment of Second Lien Notes	(10,887)	—
Proceeds from Senior Credit Facility	—	15,218
Proceeds from Issuance of Membership Units	2,000	—

Net cash (used in) provided by financing activities	(8,887)	15,218

Net increase (decrease) in cash and cash equivalents	805	(7,038)
Cash and cash equivalents, beginning of period	205	13,730

Cash and cash equivalents, end of period	$1,010	$6,692

See accompanying notes to consolidated financial statements.

The Film Department Holdings LLC
Notes to Unaudited Consolidated Financial Statements
1. Description of Business
  Company Overview
     The Film Department Holdings LLC (“Holdings”) was formed as a Delaware limited liability company on May 22, 2007. Holdings is the parent of a wholly-owned subsidiary, The Film Department LLC (“LLC”), a Delaware limited liability company that was formed on July 27, 2006 (collectively the “Company”). The Company commenced its operations on June 27, 2007, in accordance with its Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”) executed on June 8, 2007.
     At the initial closing on June 27, 2007, the Company was capitalized with $25 million in equity through the issuance of 25,000 Class B Units with a par value of $1,000 per Unit to various investors.
     Additionally, the Company raised $30 million in operating capital through the issuance of Secured Second Lien Notes (“Second Lien Notes”) (see Note 6) and implemented a Senior Revolving Borrowing Base Senior Credit Facility (“Senior Credit Facility”) for $140 million (see Note 7) with a senior lender group (“Senior Lenders”).
     The Company negotiated forbearance agreements with the lenders under the Note Holders of the Second Lien Notes and Senior Credit Facility (see Note 6 and Note 7). This enabled the Company to recapitalize by entering into an agreement with H&W Movie Partners, LLC (“HWMP”) on December 2, 2009 pursuant to which HWMP agreed to make equity investments in the Company in exchange for the issuance to HWMP of Class G units (see Note 9). As part of the recapitalization, the Company amended its operating agreement and is currently governed by the Second Amended and Restated Limited Liability Company Agreement, dated November 25, 2009.
     As part of the recapitalization, the Company entered into a buyout agreement on November 23, 2009 with the Note Holders of the Second Lien Notes. (see Note 6). The buyout agreement will allow the Company to repay the Second Lien Notes upon the occurrence of a recapitalization event.
     For the three months ended March 31, 2010 and 2009, the Company had incurred a net loss of $4.11 million and $3.62 million, respectively, and an accumulated members’ deficit of $34.22 million and $23.59 million, respectively. For the three months ended March 31, 2010 and 2009, cash flows from operating activities was not sufficient to support its operations. Also, the Company had Events of Default under the Senior Credit Facility and Securities Purchase Agreement. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
     While the Company continues to produce new film assets, adverse changes in market conditions or limits on the Company’s ability to obtain financing could limit the Company’s production of new films. The impact of such eventualities could influence future operations of the Company. See Note 11 for Going Concern matters.
     The accompanying consolidated financial statements at March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year.
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The consolidated financial statements include the consolidated accounts of The Film Department Holdings LLC and its wholly owned subsidiary, The Film Department LLC and LLC’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition
     Revenue from the sales or licensing of films is recognized upon meeting all recognition requirements of Accounting Standard Codification 926, Entertainment — Films (“ASC 926”) (formerly Statement of Position 00-2). These requirements are a) persuasive evidence of a sale or licensing arrangement with a customer exists, b) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery, c) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, d) the arrangement fee is fixed or determinable, and e) collection of the arrangement fee is reasonably assured. In 2009, the Company produced and theatrically released two films that would meet all of the above-stated requirements and recognized $40.32 million in revenues. The Company recognized an additional $5.82 million in revenues from these films for the three months ended March 31, 2010.
     Cash payments received in advance are recorded as deferred revenue until all the conditions of revenue recognition have been met. As of March 31, 2010, the Company recorded deferred revenue totaling $0.42 million.
Cash and Cash Equivalents
     Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.
     The Company places its cash and cash equivalents with major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (“FDIC”).
Restricted Cash and Cash Equivalents
     The Company’s Senior Credit Facility required the establishment of an “Overhead Reserve Account,” an “Interest Reserve Account,” and a “Collection Account,” which are reflected as restricted cash and cash equivalents in the accompanying consolidated balance sheet. Restricted cash and cash equivalents include cash on deposit with financial institutions in demand accounts, savings accounts and short-term certificates of deposits.
     Upon the initial closing on June 27, 2007, approximately $7.50 million was deposited into the Overhead Reserve Account. During the first year after the initial closing, the Company was able to draw down funds from the Overhead Reserve Account until the balance in the Overhead Reserve Account reached approximately $3 million. Pursuant to the Credit Agreement, which governed the Senior Credit Facility, the Company was required to keep a minimum balance of $3 million in the Overhead Reserve Account up to June 27, 2012 (one year prior to the scheduled maturity date of the Senior Credit Facility).
     As part of the forbearance agreements, which the Company entered into with the lenders of the Senior Credit Facility as well as the Note Holders of the Second Lien Notes, the Company was allowed to draw down funds from the Overhead Reserve Account pursuant to a pre-approved budget to fund its operations. The balance in the Overhead Reserve Account as of March 31, 2010 was $0.
     Additionally, the Company was required to maintain a balance of approximately $4.20 million in the Interest Reserve Account, representing an estimated twelve months of interest due on the Second Lien Notes. As part of the forbearance agreement, the Senior Lenders and the Note Holders required that the balance in the Interest Reserve Account on September 2, 2009 of approximately $4.29 million be applied against the outstanding balance of the Senior Credit Facility and the requirement for the Interest Reserve Account was eliminated. As such, the balance for the Interest Reserve Account as of March 31, 2010 was $0.
Accounts Receivable
     Accounts receivable represent customer obligations due under contractual obligations where the conditions stated above in respect of revenue recognition have been fulfilled and where the customer has been invoiced for the amount payable.
     The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances.
     The Company evaluates accounts receivable where it believes that there may be a possibility that the license agreement concerned may be at risk of being cancelled in the future. In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.

     If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount. There was no allowance for doubtful accounts at March 31, 2010.
Fair Value Accounting
     The Company’s financial assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Financial instruments are considered Level 1 when their values are determined based on quoted prices in active markets for identical assets or liabilities. Financial instruments are considered Level 2 when their values are determined using quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable or when the determination of the fair value requires significant management judgment or estimation. At March 31, 2009, the Company had warrants marked to fair value of $2.44 million, and classified as a Level 3 financial instrument, as the fair value was determined based on the price paid for the Class B redeemable units (see Note 9) and adjusted for the order of expected future distributions of the Company. There were no changes in the values during the three months ended March 31, 2009. Effective September 2, 2009 as discussed in Notes 6 and 7, the Company entered into a forbearance agreement that modified the expected future cash distributions of the Company. On November 23, 2009 as part of the recapitalization, the Company redeemed all outstanding C, D and E class warrants for an aggregate of $1 and recognized a gain of $2.44 million at that time.
     There were no financial instruments marked to fair value during the three months ended March 31, 2010.
Property and Equipment
     Property and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three years. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.
     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. There was no impairment recorded for the three months ended March 31, 2010.
Film Costs
     Film costs are capitalized in accordance with ASC 926. Film costs represent capitalized costs for the production of films and other entertainment projects. These costs will be amortized when the films that the Company is producing meet all the requirements listed in ASC 926 and the Company is recognizing revenues for the Films.
     Film costs are amortized in the same proportion that the current revenue bears to the estimated remaining unrecognized revenue as of the beginning of the current year. Revenue and cost forecasts are periodically reviewed by management and revised when warranted.
     The carrying value of the film costs are periodically reviewed for impairment. If events or changes in circumstance indicate that the fair value of the capitalized costs on a specific film are less than their carrying value, an impairment charge is recognized in the amount by which the unamortized costs exceed the project’s fair value. No impairment charge was recognized for the three-month periods ended March 31, 2010 and 2009, respectively.
Development Costs
     Development costs are capitalized costs related to projects not in production. If the project is greenlit, the costs are reclassified as Film Costs. The Company evaluates on a monthly basis, all projects in development. If the Company decides to abandon any project, an expense for the costs incurred to date will be included in the Company’s consolidated statements of operations.

Debt Issuance Costs
     Debt issuance costs are amortized using the effective interest method, over the expected term of the underlying debt instruments. On September 2, 2009 the Company entered into a forbearance agreement with the Senior Lenders regarding the Senior Credit Facility. As part of this forbearance agreement, the Senior Credit Facility was terminated and the Company was only allowed to draw down additional funds related to the completion and delivery of the picture Law Abiding Citizen.
     This reduction resulted in an accelerated amortization of the Debt Issuance Costs. As of November 24, 2009 the Senior Credit Facility was paid in full and terminated, therefore all debt issuance costs previously capitalized, which were related to the establishment of the Senior Credit Facility in 2007 were expensed.
     As part of the forbearance agreement with the Note Holders of the Second Lien Notes, the scheduled maturity date for the Second Lien Notes was amended from June 27, 2014 to June 27, 2011. The debt issuance costs associated with the Second Lien Notes continue to be amortized at an accelerated rate using the effective interest method over the remaining term through June 27, 2011.
     Amortization expense for the three months ended March 31, 2010 and 2009, totaled $0.07 million and $0.30 million, respectively, and such expense is included in interest expense in the accompanying statements of operations.
Marketing Costs
     The Company expenses distribution and marketing costs as incurred. Distribution and Marketing costs for the three months ended March 31, 2010 and 2009 totaled $0.14 million and $0.24 million, respectively.
Income Taxes
     The Company is not a taxpaying entity for federal income tax purposes. The various members of the Company include their respective share of the Company’s income in their respective income tax returns.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amount of revenues and expenses during the reporting year. Actual results may differ from those estimates.
3. Property and Equipment
     Property and equipment are comprised of the following:

	March 31,
		Life
	2010	(in years)
	(Amounts in
	thousands)
Technical equipment and computers	$172	$3
Furniture, fixtures and equipment	185	3
Computer software	72	3
Leasehold improvements	122	3

Subtotal	551
Less: accumulated depreciation and amortization	(469)

Property and equipment, net	$82

     Depreciation and amortization expense related to property and equipment was $0.05 million and $0.05 million for the three months ended March 31, 2010 and 2009, respectively.

4. Development Costs
     Development costs at March 31, 2010 consist entirely of costs for projects in development.

(Amounts in
thousands)
Balance at December 31, 2009	$1,689
Additions	124

Balance at March 31, 2010	$1,813

     The Company did not incur expenses for the three months ended March 31, 2010 and 2009 related to abandoned projects.
5. Film Costs
     The Company has completed two feature films, The Rebound and Law Abiding Citizen. The Rebound was released in September of 2009 and Law Abiding Citizen was released on October 16, 2009.
     Film costs at March 31, 2010 consist of the following:

(Amounts in
thousands)
Films in release	$56,195

Accumulated amortization	$(31,258)

Film costs, net	$24,937

     Based on the Company’s estimates of projected gross revenues as of March 31, 2010, the Company expects approximately 80% of completed films, net of accumulated amortization, will be amortized during the one year period ending March 31, 2011, and 100% of unamortized film costs applicable to films in release are expected to be amortized during the next three years.
6. Second Lien Notes
     On June 27, 2007, the Company entered into a Securities Purchase Agreement for a total committed funding of $30 million through the issuance of Second Lien Notes. At the date of issuance, the purchasers of the Second Lien Notes (“Note Holders”) were granted a second lien security interest in all of the Company’s property and interests in property and proceeds thereof. The second lien security interest is subordinated to the first lien security interest, granted to the Senior Lenders of the Senior Credit Facility under the Credit Agreement (see Note 7).
     The first and second liens are currently held by Union Bank, N.A. Union Bank, N.A. was the administrative and collateral agent for the Senior Lenders and the collateral agent for the Note Holders.
     The Second Lien Notes, as originally issued, included a payment in kind (“PIK”) feature that permitted the Company to capitalize and add to the aggregate outstanding principal amount of the Second Lien Notes each quarterly interest payment due thereunder and defer payment thereof to the scheduled maturity date of June 27, 2014 (although as originally issued the Second Lien Notes also permitted the Company in its discretion to pay quarterly interest in cash subject to satisfaction of certain conditions). At the request of General Electric Capital Corporation (“GECM”), the initial Note Holder of all Second Lien Notes, and in order to assist GECM in its post-closing syndication efforts, the Company entered into an amendment to the Securities Purchase Agreement on August 7, 2007, pursuant to which, among other things, the Second Lien Notes were amended and restated to eliminate the PIK feature for, and require the cash payment of, all quarterly interest payments, at an annual rate of 12%, required to be made by the Company after September 30, 2008, subject to the ability of the Company to elect to defer the payment of interest due on any quarterly interest payment date to the next succeeding quarterly interest payment date (on which date all accrued and unpaid interest for the preceding two quarterly periods would be required to be paid in cash). Following this amendment, GECM syndicated the Second Lien Notes in a series of transactions to R6 Capital and its successor company, Eton Park.
     Due to liquidity and capital resource issues resulting in part from the aforementioned amendments to the Second Lien Notes, the Company was unable to pay scheduled quarterly interest payments totaling $2.16 million due on June 30, 2009 under the Second Lien Notes.
     The Company negotiated forbearance agreements on September 2, 2009 with its Note Holders under the

Securities Purchase Agreement and Senior Credit Facility pursuant to which such holders agreed to forbear from exercising any rights and remedies under the Securities Purchase Agreement and the Senior Credit Facility (absent the occurrence of any additional events of default thereunder) until June 30, 2010, and December 31, 2009, respectively.
     As part of the forbearance agreements, the Senior Lenders allowed the Company to draw funds from the Overhead Reserve Account pursuant to a pre-approved budget to fund its operations. Additionally, the Note Holders and the Senior Lenders required that the balance in the Interest Reserve Account on September 2, 2009 of approximately $4.29 million be applied against the outstanding balance of the Senior Credit Facility.
     Additionally, the forbearance agreement included a provision that amended the scheduled maturity date on the Second Lien Notes from June 27, 2014 to June 27, 2011.
     The Second Lien Notes initially accrued interest at 13.5% per annum through September 30, 2008 (the initial PIK period). All interest through September 30, 2008 was capitalized and added to the aggregate outstanding principal amount of the Second Lien Notes. Since October 1, 2008, the Second Lien Notes bear interest at 12.0% per annum. The Second Lien Notes currently accrue interest at the default rate of 16% per annum. As of March 31, 2010, the amount of the Second Lien Notes totaled $27.28 million net of $0.29 million of debt discount, of which $15.61 million represents the original principal amount and $11.96 million represents the amount of accrued but unpaid interest that was capitalized and added to the principal amount of the Second Lien Notes. The aggregate principal amount of the Second Lien Notes, including all capitalized interest, shall be paid in full on June 27, 2011.
     In connection with the Securities Purchase Agreement, the Company granted to the Purchasers of its Second Lien Notes, warrants to acquire an aggregate of 1,538 Class C Units of the Company, at a purchase price of $0.01 per Class C Unit.
     The value of the warrants at issuance of $1.30 million was treated as a discount to the debt and amortized over the life of the Second Lien Notes using the effective interest rate method. As part of a buyout agreement (as outlined below), which the Company entered into on November 23, 2009 with the Note Holders, all Class C warrants were redeemed for an aggregate of $1 (see Note 9).
     For the three months ended March 31, 2010 and 2009, the amount of discount amortized to interest expense in the accompanying statements of operations totaled $0.27 million and $0.05 million, respectively.
     As of March 31, 2010, the Second Lien Notes payable are comprised of the following:

(Amounts in
thousands)
Original principal amount	$15,606
Accrued interest	11,958
Less: unamortized discount	(285)

Second Lien Notes payable, net of interest and unamortized discount	$27,279
     On November 23, 2009, the Company entered into a Buyout Agreement (the “Buyout Agreement”) with HWMP, a company related through common ownership, and the Note Holders of the Second Lien Notes, Eton Park CLO Management 1, Eton Park CLO Management 2, Eton Park Master Fund, Ltd., and Eton Park Fund, L.P. (collectively “Eton Park”). Under the terms of the Buyout Agreement, should the Company consummate an Equity Transaction, as defined therein, either through an initial public offering (an “Offering”) or through a private equity investment (a “Private Investment”), the Company agrees to pay Eton Park a portion of the proceeds received to repay the Second Lien Notes. Upon an Offering, the Company will pay to Eton Park the lesser of (a) $37.5 million or (b) the outstanding obligations owing to Eton Park under the Second Lien Notes less $1.5 million, and, in addition thereto, will issue and deliver to Eton Park the number of shares of common stock having a value of $1.5 million. If the Offering is not consummated and a Private Investment is completed, the Company will pay the lesser of (i) $39 million or (ii) the outstanding obligations owing to Eton Park under the Second Lien Notes as of the date of the receipt of such funds. Effective immediately upon receipt by Eton Park of the applicable initial cash paydown described above upon consummation of an Equity Transaction, the Company’s obligations to Eton Park under the Second Lien Notes will be terminated, and all liens securing those obligations will be extinguished. In conjunction with the Buyout Agreement, EP Holding (Film), Corp., Eton Park’s designated holder of the Class C warrants of the Company, entered into a Redemption Agreement on November 23, 2009, pursuant to which the Company redeemed all outstanding Class C warrants held by such Eton Park designee for an aggregate purchase price of $1.
     In addition to the initial cash paydown to be paid by the Company to Eton Park upon consummation of an Equity

Transaction as described above, to the extent that the aggregate outstanding obligations owing to Eton Park under the Second Lien Notes at the time of such initial cash paydown exceeds $39 million (such excess, the “Additional Payment”), the Company will also pay to Eton Park an amount equal to all cash receipts actually received by the Company from Overture Films, LLC (“Overture”) under the Company’s distribution agreement with Overture in respect of the film Law Abiding Citizen until the Additional Payment is paid in full, together with any accrued and unpaid interest thereon at a rate of 16% per annum.
     As part of the Buyout Agreement, HWMP agreed to make certain equity investments in the Company as specified therein in exchange for the issuance to HWMP of Class G units. The Buyout Agreement also provides for the consent by Eton Park to the sale by the Company and the purchase by HWMP of all right, title and interest of the Company in and to that certain film currently entitled Earthbound (the “Purchased Film”) for a cash purchase price of $0.15 million and otherwise on the terms and conditions set forth in the Earthbound Acquisition Agreement (as defined therein). As additional consideration for Eton Park’s consent to the sale by the Company of the Purchased Film, Eton Park is also entitled to a participation in an amount equal to 8.6% of the adjusted gross receipts of the Purchased Film and any other films or entertainment products made based upon the Purchased Film, commencing at Cash Breakeven as defined in the Earthbound Participation Agreement referred to in the Buyout Agreement. However, in the event that an Equity Transaction is consummated on or before July 1, 2010 (as amended) and Eton Park receives the applicable cash paydown, then Eton Park’s right to receive the participation shall terminate.
     Through March 31, 2010, the Company had received approximately $12.80 million from HWMP pursuant to the Buyout Agreement. The anticipated total amount actually invested by HWMP prior to the Offering will be approximately $13.15 million.
7. Senior Credit Facility
     On June 27, 2007, the Company entered into a Credit Agreement for a Senior Credit Facility that provided for borrowings under a line of credit up to a maximum of $140 million. The Company had the option to draw from the Senior Credit Facility via Base Rate Loans or Eurodollar Rate Loans.
     Borrowings made as Base Rate Loans bear interest at the Base Rate, defined as the higher of (a) the rate last quoted by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s largest banks” in the United States (commonly known as the Prime rate) or the sum of 0.5% per annum and the Federal Funds Rate; plus a margin of 2.25%.
     As of March 31, 2010, there were no outstanding Base Rate Loans.
     Borrowings made as Eurodollar Rate Loans bear Interest at the Eurodollar Rate, defined as the rate offered for deposits in Dollars for the applicable Interest Period appearing on Reuters Screen LIBOR01; plus a margin of 2.25%. The Company can select to fix the applicable Libor Rate for the Eurodollar Rate Loans at one, two, three or six month options.
     The Senior Credit Facility also incurred an unused commitment fee equal to 0.50% per annum, payable quarterly. The Company incurred $0 and $0.52 million of unused commitment fee for the three months ended March 31, 2010 and 2009, respectively.
     As previously mentioned in Note 6, on September 2, 2009 the Company entered into a forbearance agreement with the Senior Lenders under the Senior Credit Facility and the Securities Purchase Agreement. The forbearance agreement effectively resulted in the termination of the Senior Credit Facility, and reduced the credit commitment to $0. At March 31, 2010, there were no amounts outstanding under the Senior Credit Facility. The forbearance agreement with the Senior Lenders also stipulates that the borrowing base facility cannot be utilized with respect to any future films.
     The default under the Senior Credit Facility was based on a provision included in a waiver, consent and amendment agreement, dated February 27, 2009. The provision stipulated that the Company was required to utilize any additional borrowing base availability to establish a cash reserve account of up to $5 million no later than July 31, 2009 in order to enable the Company to be able to service an obligation it had entered into pursuant to the license agreement for the film Law Abiding Citizen with the U.S. distributor, Overture Films.
     The Company was able to extend the deadline from July 31, 2009 to August 28, 2009, however the Company was not able to establish the required reserve of $5 million, hence an Event of Default occurred on such date under the Credit Agreement and Securities Purchase Agreement.

     The balance in the above stated cash reserve account as of August 29, 2009 was $1.22 million. As part of the forbearance agreement with the Note Holders, it was agreed that the Note Holders would provide additional funding of $3.78 million in order to provide the Company with the ability to fulfill its contractual obligation it had with Overture Films.
     As part of the forbearance agreement, the Senior Lenders and the Note Holders required that the balance in the Interest Reserve Account on September 2, 2009 of approximately $4.29 million be applied against the outstanding balance of the Senior Credit Facility and the requirement for the Interest Reserve Account was eliminated.
     The Senior Credit Facility was paid in full and terminated on November 24, 2009.
8. Warrants
     On June 27, 2007, in connection with the terms of the Securities Purchase Agreement, the Company issued warrants to the Note Holders of the Second Lien Notes to acquire an aggregate of 1,538 Class C Units of the Company, at a purchase price of $0.01 per Class C Unit. At issuance, the warrants had a fair value of $1.30 million in the aggregate, resulting in a discount to the Second Lien Notes (see Note 6). The warrants were exercisable at any time after the Class B members (Note 9) had received distributions equal to the amounts contributed by the Class B members and their preferred return, as defined in the Operating Agreement, until June 27, 2017.
     On June 27, 2007, the Company issued 1,282 Class D warrants and 641 Class E warrants, with an exercise price of $0.01 per Unit, to certain consultants of the Company. The warrants were exercisable at any time after the Class B members (Note 9) had received distributions equal to the amounts contributed by the Class B members and their preferred return, as defined in the Operating Agreement, until June 27, 2017.
     The Class C, D and E Warrants were exercisable into Class C, D and E member units, respectively, as discussed in Note 9. Previously, the warrants had been classified as liabilities in the accompanying consolidated balance sheet due to the redeemable feature of the related member units.
     As part of the recapitalization agreement the Company entered into with HWMP on December 2, 2009, the Class D and Class E warrants were redeemed by the Company for $1.00 each (see Note 9). Additionally, as part of the Eton Park Buyout Agreement (see Note 6) the Class C units were redeemed for $1.00 in December 2009.
9. Redeemable Member Units
     On June 8, 2007, the Company executed the Operating Agreement, and issued an aggregate of 25,000 units of Class B redeemable units at a value of $1,000 per unit, and received net proceeds of $23.80 million (net of allocated underwriting fees, commissions, and other issuance costs in aggregate of $1.20 million) on the closing date of the Senior Credit Facility, as well as the Securities Purchase Agreement.
     As part of the recapitalization and the HWMP agreement, the Company’s operating agreement was revised on December 2, 2009 and the initial Class B units were converted to Class B-1 units.
     On November 13, 2008 the Company issued an additional 7,644 units of Class B redeemable units at a value of $1,000 per unit and received proceeds of $7.64 million. As part of the amended and restated Operating agreement on December 2, 2009, these Class B units were converted to Class B-2 units.
     On December 2, 2009, the Company entered into an agreement with HWMP pursuant to which HWMP agreed to make equity investments in the Company in exchange for the issuance to HWMP of Class G units. HWMP also agreed to make equity investments in Earthbound Films, LLC and Earthbound Productions, LLC (collectively, the “Earthbound Films Entities”), 8439 Holdings, LLC (“8439”) and 8440 Holdings, LLC (“8440”), and the Company and HWMP entered into a put/call agreement pursuant to which the parties agreed that HWMP would transfer to the Company 100% of the equity of Earthbound Films, 8439 and 8440 in exchange for the issuance by the Company to HWMP of Class G units. The primary purpose of this transaction was to facilitate the financing by HWMP of certain production expenses of Earthbound incurred by the Earthbound Films Entities as well as the acquisition of new motion picture development projects, but to allow the Company to subsequently acquire all rights to Earthbound and other assets then held by the Earthbound Films Entities, 8439 and 8440 by acquiring 100% of the equity of each such entity in consideration for the issuance to HWMP of Class G units. Upon exercise of the put/call agreement, Class G membership units will constitute a majority of the equity of TFD.
     As consideration for the purchase by the Company of such equity interests pursuant to the Put Notice or the Call Notice, the Company shall issue such number of Class G Units to HWMP so that HWMP shall receive an additional percentage in the Company equal to a fraction, the numerator of which is the aggregate amount of cash that HWMP actually contributed to the capital of its subsidiaries, and the denominator of which is $0.18 million, subject to certain limitations set forth in the Operating Agreement. The rights under the Put Notice and the Call Notice expire if the Company or its successor-in-interest does not consummate an Equity Transaction on or before the later of (i) June 1, 2010, or (ii) such later date as Eton Park may agree the Company or its successor-in-interest may consummate an Equity Transaction pursuant to the Buyout Agreement, provided that such date shall not be later than June 1, 2010.
     The Call Notice was exercised on April 26, 2010. See Subsequent Events Note 12.
     As part of the HWMP agreement Class D and E units were redeemed for $1.00 respectively. The former holders of the Class D units were issued Class J units representing 1%.
     The aggregate investment commitment of HWMP through December 31, 2009 was a minimum of $7.83 million. Of this amount, $3.33 million was committed for investment in or for the benefit of the Company, while $4.5 million was committed for investment in the Earthbound Films Entities, 8439 and 8440.
     Additionally, HWMP committed an additional $6.5 million if the Equity Transaction is delayed past January 10, 2010. Per the agreement, such investment may be funded either in a lump sum on January 10, 2010 or on a monthly basis in accordance with the Budget funding requirements. The Company will issue additional Class G units, which will dilute existing Class B units and Class J units until they reach a dilution floor of 15.00% and 0.25% respectively. As of March 31, 2010, the Company had received $2.0 million to support Budget requirements and $7.36 million was invested in Earthbound Films. As such, 2,000 Class G units were issued to HWMP in consideration of its additional investment.
     On December 2, 2009, the Company issued 500 Class G units to Sandeman, Ltd. for a prior investment of $0.50 million.
     Under the Operating Agreement, at any time after the 10th anniversary of the Closing Date, Class B Members holding at least 25% of the Class B Units and Class G Members holding at least 25% of the Class G units will have the right to deliver a Put Option Notice to the Company, requiring the Company to purchase for an amount equal to the fair market value, all of the Class B units or Class G units.
     Following the delivery of the Put Option Notice, the applicable Class B Members, Class G Members and the Company shall negotiate in good faith to attempt to determine the Put Option Price for the Put Interests and the other Interests based on the Company being sold for its fair market value with the net proceeds remaining after payment of any indebtedness being distributed.
     The Class B and Class G redeemable units contain certain provisions that allow the holder to redeem the units for cash after a certain date. As redemption under these circumstances is not solely within the Company’s control, the Class B and Class G redeemable units are classified outside of members’ equity.
     The Company accretes changes in the redemption value of the redeemable units as a deemed dividend on the Class B and Class G Units over the period from the date of issuance to the earliest redemption date using the effective interest method.
     In connection with the Executive Services Agreement entered between the Company and certain Executives, the Company issued 640 Class A units with a fair market value of $900 per unit and 1,000 Class F-1 units with a fair market value of $1,000 per unit on the effective date of each Agreement. These units had a vesting term of three years, of which 25% shall vested on the Effective Date and 25% on each anniversary thereafter, provided, however, that vesting should cease if the Executive’s employment terminates for any reason.
     As part of the amendment to the Operating Agreement on November 25, 2009, the Company redeemed all outstanding Class A and F-1 units for $1.00 per Class of units. In exchange the Company issued Class H units to the unit holders. Class H units originally vested over a period of 5 years. As such, the Company recorded compensation expense of $0.02 million for the Class H units for the year ended December 31, 2009.
     As of December 31, 2008, the Company had issued 74 Management Incentive Shares (“MIS Units”) at $900 per MIS Unit for a total value of $0.07 million, leaving 273.5 MIS Units outstanding. The MIS Units vest 20% per year beginning either on the date of issuance, or upon the second anniversary of issuance.
     As part of the amendment to the Operating Agreement on November 25, 2009, the Company cancelled all outstanding MIS Units. In exchange the Company issued Phantom Class H units to the unit holders. Phantom

Class H units originally vested over a period of 5 years. As such, the Company recorded compensation expense of $0.03 million for the Phantom Class H units for the year ended December 31, 2009.
     Per an amendment to the December 14, 2009 meeting of the Board of Directors, the Board authorized full vesting of the Class H and Phantom Class H Units as of January 1, 2010. The Company recorded compensation expense for the full vesting of Class H and Phantom H at January 1, 2010 in the amount of $2.58 million.
     The Company also issued 1,000 Class F-2 Units to two of the Company’s investors. These units vested in the same manner as the Class A and F-1 Units described above.
     As part of the amendment to the Operating Agreement on November 25, 2009, the Company redeemed all outstanding F-2 Units for $1.00. No units were issued in exchange for the redemption.
     Unit Based Compensation activity during the three months ended March 31, 2010 and 2009 is as follows:

		Weighted
		Average
		Exercise
	Units	Price
	(Units and per unit prices not in
	thousands)
Outstanding at December 31, 2008	1,913.5	$952
Granted (MIS)	—	—
Forfeited (MIS)	—	—

Outstanding at March 31, 2009	1,913.5	952
Granted (Phantom H units)	1,580	13
Granted (Class H)	15,352	13
Forfeited (MIS)	(9)	900
Redeemed (MIS)	(1,904.5)	952

Outstanding at December 31, 2009	16,932	952

Granted (Phantom H units)	93,243	10

Granted (Class H)	905,786	10

Forfeited (MIS)	—

Outstanding at March 31, 2010	1,015,961	$10

     No stock based awards were outstanding as of March 31, 2010. Information relating to the stock based awards at March 31, 2009 is as follows:

	Stock Based Awards Outstanding				Stock Based
			Weighted		Compensation
			Average		Exercisable
			Remaining	Weighted		Weighted
			Contractual	Average		Average
	Exercise		Life	Exercise		Exercise
	Price	Number	(Years)	Price	Number	Price
(Amounts not in thousands)
2009
	$1,000	1,000	2.00	$1,000	500	$1,000
	$900	913.5	2.48	$900	394	$900

	$900 — $1,000	1,913.5	2.18	$951	894	$956

     The Class H, Phantom H and J units have certain Tag-Along Rights as defined in the Operating Agreement, which allow the members to redeem the units for cash, if and when such rights are exercised by the Class B members and Class G members. As redemption under these circumstances is not solely within the Company’s control, these units were classified outside of members’ equity.
     In the event that either (i) Members holding at least 50% of the Class G units and at least 50% of the Class B units, or (ii) Members holding at least 50% of the Class G units (in each case, the “Electing Members”) has indicated the desire to effect a sale of 100% of its units at any time after June 8, 2012, with respect to a determination by Class G and Class B Members, or after June 8, 2017 with respect to determination by the Class G Members, the Electing Members may request by delivery of a Drag-Along notice setting forth the price in cash to be paid by the proposed purchaser for all of such Members’ Interests. Other Members shall have the obligation to sell all of their interests.

     Each Member shall own the number and type of Interest as set forth in the Operating Agreement. The Profits or Losses of the Company shall be allocated to the Capital Accounts of the Members such that the Capital Accounts of the Members are as nearly as possible equal (proportionately) to the amounts that would be distributed to the Members if all assets of the Company were sold as of the end of such period for cash equal to their book values, all liabilities of the Company were satisfied to the extent required by their terms and the net proceeds were distributed (“Hypothetical Liquidation”).
     Redeemable member units as of March 31, 2010 is as follows:

						Total
	Class B-1	Class B-2	Class G	Class H	Class J	Redeemable
(Amounts in thousands)	Units	Units	Units	Units	Units	Units
Balance, December 31, 2009	$23,970	7,328	$3,437	$2,096	175	$37,006
Issuance of Units	—	—	$2,000	—	—	2,000
Deemed dividend on Class B-1 & B-2	34	10	—	—	—	44
Unit-based compensation	—	—	—	2,575	—	2,575

Balance, March 31, 2010	$24,004	7,338	$5,437	$4,671	175	$41,625

10. Commitments and Contingencies
     The Company leases office space under a non-cancelable operating lease, which expires June 2010. The Company signed a lease for office space under a non-cancelable operating lease, which commenced March 22, 2010 and expires July 21, 2015. The future minimum rental payments under the lease agreements at March 31, 2010 are as follows:

Years Ending December 31,	Amount
(Amounts in
thousands)
2010	$528
2011	677
2012	697
2013	718
2014	739
2015	435

Total minimum lease payments	$3,794

     Expense incurred under the lease agreement was $0.09 million and $0.08 million for the three months ended March 31, 2010 and 2009, respectively.
     The Company has employment contracts with certain of its key employees. The contracts will terminate upon a termination event as defined in the contracts, normally requiring notice by the Company or the employee. Future minimum payments under the employment contracts at December 31, 2009 are as follows:

Years Ending December 31,	Amount
(Amounts in
thousands)
2010	$3.00
2011	4.00
2012	0.70
Thereafter	—

Total	$7.70

Legal Matters
     The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial statements.
Indemnification
     Under its Operating Agreement, the Company has agreed to indemnify its Directors, Officers, Members and Affiliates of a Member, and any Representative of a Member and its Affiliates, and any employee of the Company and its Affiliates (collectively “Covered Persons”) for certain events or occurrences arising as a result of the Covered Persons serving in such capacity, that require the Company, subject to certain exceptions, to indemnify the Covered Persons to the fullest extent authorized or permitted by its Operating Agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2010.
11. Going Concern
Going Concern
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2009 and 2008, cash flows from operating activities were not sufficient to support its operations. As of December 31, 2009, 2008, and 2007 the Company had incurred a net loss of $9.98 million, $14.10 million, and $5.63 million, respectively, and an accumulated deficit of $30.07 million, $19.93 million, and $5.90 million, respectively.
     The Company was unable to pay a scheduled quarterly interest payment on June 30, 2009 under the Second Lien Notes, and in addition, the Company was unable to fully fund a required reserve account by the August 28, 2009 deadline required under the terms of the Senior Credit Facility resulting in the occurrence of Events of Default under the Senior Credit Facility and Securities Purchase Agreement. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
     Management’s plans to ensure the Company continues as a going concern include the paydown of outstanding debt of the Company using proceeds from the revenues generated from the film title Law Abiding Citizen which was released on October 16, 2009 and through the Buyout Agreement the Company entered into on November 23, 2009 with HWMP, a company related through common ownership, and the Note Holders of the Second Lien Notes, Eton Park CLO Management 1, Eton Park CLO Management 2, Eton Park Master Fund, Ltd., and Eton Park Fund, L.P. Under the terms of the Buyout Agreement, should the Company consummate an Equity Transaction, as defined therein, either through an initial public offering (the “Offering”) or through a private equity investment (the “Private Investment”), the Company agrees to pay Eton Park a portion of the proceeds received to repay the Second Lien Notes. Upon an Offering, the Company will pay to Eton Park the lesser of (a) $37.50 million or (b) the outstanding obligations owing to Eton Park under the Second Lien Notes less $1.50 million, and, in addition thereto, will issue and deliver to Eton Park the number of shares of common stock having a value of $1.50 million. If the Offering is not consummated and a Private Investment is completed, the Company will pay the lesser of (i) $39.00 million or (ii) the outstanding obligations owing to Eton Park under the Second Lien Notes as of the date of the receipt of such funds.
     Effective immediately upon receipt by Eton Park of the applicable initial cash paydown described above upon consummation of an Equity Transaction, the Company’s obligations to Eton Park under the Second Lien Notes will be terminated, and all liens securing those obligations will be extinguished.
     In addition to the initial cash paydown to be paid by the Company to Eton Park upon consummation of an Equity Transaction as described above, to the extent that the aggregate outstanding obligations owing to Eton Park under the Second Lien Notes at the time of such initial cash paydown exceeds $39.00 million (such excess, the “Short Fall Amount”), the Company will also pay to Eton Park an amount equal to all cash receipts actually received by the Company from Overture Films, LLC (“Overture”) under the Company’s distribution agreement with Overture in respect of the film Law Abiding Citizen until the Short Fall Amount is paid in full, together with any accrued and unpaid interest thereon at a rate of 16% per annum.
     As part of the Buyout Agreement, HWMP agrees to make certain equity investments in the Company as specified therein in exchange for the issuance to HWMP of Class G units. These equity investments will be used to fund operations of the Company until the consummation of the Offering (see Note 9).

     While the Company continues to produce new film assets, adverse changes in market conditions or limits on the Company’s ability to obtain financing could limit the Company’s production of new films. The impact of such eventualities could influence future operations of the Company.
12. Subsequent Events
     On April 26, 2010, The Film Department Holdings, LLC converted to a Delaware corporation by the name of The Film Department Holdings, Inc. (“TFDI”). The Company also exercised its Call Right in accordance with the put/call agreement entered into with HWMP on December 2, 2009 (see Note 9). At the issuance of the Call Notice, HWMP transferred to TFDI 100% of the equity of Earthbound Films, 8439 and 8440 in exchange for the issuance by the Company to HWMP of 7,986 Class G units.
     Concurrent with the closing of its initial public offering, the Company intends to enter into a loan and security agreement with H&W Movie Partners, LLC, or an entity managed or controlled by it, pursuant to which the Company will incur a loan in the principal amount of $15.00 million (the “HWMP Loan”). The loan will be repayable in full on the second anniversary of the closing date of the offering and will bear interest at the rate of ten percent (10%) per annum, payable quarterly in arrears. As partial consideration for extending the loan, the Company will also issue to the lender warrants to purchase 150,000 shares of common stock at an exercise price equal to the initial public offering price.
     As of June 1, 2010, the Company owed approximately $28.42 million to Eton Park under the Second Lien Notes. The Company intends to repay in full the Second Lien Notes using the $15.00 million in proceeds from the HWMP Loan, approximately $11.92 million from the proceeds of the initial public offering, and issuing and delivering the number of shares of common stock having a value of the remaining $1.50 million.
     Management has evaluated subsequent events and their impact on the reported results and disclosures through May 28, 2010, which is the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 1, “Consolidated Financial Statements” in this quarterly report on Form 10-Q and our consolidated financial statements and related notes for the fiscal year ended December 31, 2009, which are included in the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form S-1, filed with the Commission on May 28, 2010.
References in this Form 10-Q to “The Film Department,” “TFD,” the “Company,” “we,” “us,” and “our,” refer to The Film Department Holdings LLC prior to the Corporate Conversion (as defined below), unless otherwise specified.
Cautionary Statement Regarding Forward-Looking Statements
The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.
For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Risk Factors” set forth in the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on May 28, 2010 and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Commission reports and filings. We assume no obligation to update these forward-looking statements.
Introduction
Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. MD&A consists of the following sections:
•	Corporate Conversion

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off — Balance Sheet Arrangements
Corporate Conversion
          In connection with the planned initial public offering of our common stock, we converted from a Delaware limited liability company to a Delaware corporation named The Film Department Holdings, Inc. on April 26, 2010 (the “Corporate Conversion”). The Company was a Delaware limited liability company at all times during the period January 1, 2010 through March 31, 2010, the period covered by this report on Form 10-Q.
Overview
     The Film Department is an independent movie finance and production company founded in 2007 by Mark Gill and Neil Sacker, two experienced film industry executives. Since that time we have produced two films and have concluded filming and entered post-production on a third. The first film released in the U.S., Law Abiding Citizen, has achieved $73 million in gross revenue at the North American box office and more than $121 million worldwide to date (which includes the North American box office). The Company’s second film, The Rebound, has been released internationally and is targeted for a Summer 2010 U.S. theatrical release.
     Our business strategy is to produce four motion pictures with net budgets between $10 million and $45 million each year for release worldwide. The Company also plans to launch a U.S. distribution business, in which we would distribute movies that we produce along with approximately two to six additional movies produced by third parties. In general, motion pictures produced and/or distributed by The Film Department will be exhibited theatrically in the

U.S. and internationally, followed by their release on DVDs, VOD, pay and basic cable television, broadcast television, digital media and other outlets (which may in some cases include exhibitors such as airlines and hotels).
Results of Operations
     The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. The following table sets forth the components of net loss for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$5,821	$—

Expenses
Direct operating expense	4,026	—
Distribution and marketing expense	138	242
General and administrative expense	3,963	1,739
Depreciation and amortization expense	48	48

Total expenses	$8,175	$2,029

Operating loss	(2,354)	(2,029)
Other expenses (income)
Interest expense
Contractual interest expense	1,413	1,221
Amortization of debt discount	267	46
Amortization of debt issuance costs	74	303
Amortization of debt administration fees	—	31

Total interest expense	$1,754	$1,601

Other expense	—	—
Interest and other (income)	—	(9)
Investment Loss	—	—

Total other expenses, net	1,754	1,592

Loss before income taxes	(4,108)	(3,621)
Income tax provision	—	—

Net loss	$(4,108)	$(3,621)

Realized (Unrealized) Investment Loss
Comprehensive Loss
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
  Revenue
     Our revenue for the three months ended March 31, 2010 was $5.82 million as compared to revenue of $0 for the three months ended March 31, 2009. This increase was primarily due to revenue recognition of international sales of The Rebound and Law Abiding Citizen totaling $1.04 million and $4.54 million, respectively. The recognition of revenue from sales of international delivery materials to international licensees of The Rebound and Law Abiding Citizen for the three months ended March 31, 2010 was $0.24 million as compared to $0 for the three months ended March 31, 2009.
Direct Operating Costs
     Direct operating costs for the three months ended March 31, 2010 was $4.03 million as compared to $0 for the three months ended March 31, 2009. This increase primarily represents film amortization expense and residual and participation expense associated with the international release of The Rebound and Law Abiding Citizen totaling $0.45 million and $3.36 million, respectively.
Distribution and marketing expense
     Our distribution and marketing expenses for the three months ended March 31, 2010 were $0.14 million, a decrease of $0.10 million, or 43%, as compared to distribution and marketing expenses of $0.24 million for the three months ended March 31, 2009. This decrease was primarily due to decreased participation in international film markets during the first quarter of 2010.

General and administration expense
     General and administration expenses for the three months ended March 31, 2010 were $3.96 million, an increase of $2.22 million, or 128%, as compared to general and administration expenses of $1.74 million for the three months ended March 31, 2009. The increase is due to stock compensation expense related to the full vesting of Class H and Phantom Class H units on January 1, 2010 in the amount of $2.58 million. This increase is partially offset by decreased salaries and benefits expense as a result of lower employee headcount.
Depreciation and amortization expense
     Depreciation and amortization expense includes depreciation of property, plant, and equipment. Depreciation and amortization expense for the three months ended March 31, 2010 was $0.48 million and did not vary from depreciation amortization expense of $0.48 million for the three months ended March 31, 2009.
Interest expense
     Our interest expense for the three months ended March 31, 2010 was $1.75 million, an increase of $0.15 million from $1.60 million for the three months ended March 31, 2009. This was primarily a result of accelerated amortization of the debt discount related to the $30 million second lien note purchase agreement (the “Securities Purchase Agreement”) governing $30 million of secured second lien notes (the “Second Lien Notes”) in September 2009. This increase was partially offset by a decrease in amortization of debt issuance costs related to the forbearance agreements for the Credit Agreement governing the Senior Credit Facility (as defined in Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q). As part of the forbearance agreements, the scheduled maturity dates of the Senior Credit Facility and for the Second Lien Notes were amended. This change led to an acceleration of debt issuance costs including full acceleration of Senior Credit Facility debt issuance costs as of December 31, 2009. Additionally, under the forbearance agreement related to the Second Lien Notes, the interest rate was changed from 12% to 16%, which led to an increase in interest expense.
Other expenses
     No material variance.
Interest and other (income)
     No material variance.
Net Loss
     Our net loss for the three months ended March 31, 2010 was ($4.11 million), an increase of ($0.49 million), or 13%, as compared to net loss of ($3.62 million) for the three months ended March 31, 2009, and was primarily due to the increased revenue offset by stock compensation expense related to the vesting of Class H and Phantom Class H units, as discussed above.
Liquidity and Capital Resources
  General
     The Company commenced operations on June 27, 2007 and, at formation, issued equity interests to various investors in exchange for an aggregate investment of $25 million. The Company subsequently issued additional equity interests to various investors for aggregate additional investments (not including the HWMP Investment described below) of $7.6 million. In addition, on June 27, 2007, the Company also raised $30 million in operating capital through the issuance of Second Lien Notes and entered into the Senior Credit Facility with borrowing availability of up to $140 million (which credit facility was subsequently repaid in full from revenues generated by Law Abiding Citizen and The Rebound and terminated in November, 2009). The Company paid approximately $7.5 million in closing costs for fees, legal costs, finder’s fees and other costs associated with entering into the Senior Credit Facility and issuing the Second Lien Notes.
     Our principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance our operations.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Cash provided by operating activities in the three months ended March 31, 2010 was $9.69 million compared to cash used in operating activities in the three months ended March 31, 2009 of $32.61 million. The positive variance was caused by the fact that the company did not have any significant production outflows in the first quarter of 2010 compared to the prior year when Law Abiding Citizen was in principal photography. Additionally, the company collected funds from the buyer of the tax credit of the state of Pennsylvania related to the production of Law Abiding Citizen in the first quarter of 2010.
     Cash provided by investing activities in the three months ended March 31, 2010 was $0 as compared to $10.35 million for the three months ended March 31, 2009. The Company did not purchase or sell short-term investments during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company sold short-term investments of $10.35 million.
     Cash used in financing activities in the three months ended March 31, 2010 was $8.89 million compared to cash provided by financing activities of $15.22 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company drew $15.22 million in proceeds from the Senior Credit Facility. During the three months ended March 31, 2010, the Company repaid $10.89 million of the Second Lien Notes. Additionally, the company issued Class G units to HWMP in exchange for an equity contribution of $2 million during the first quarter of 2010.
Liquidity and Capitalization as of December 31, 2009 and March 31, 2010
     We are highly leveraged. As of December 31, 2009 and March 31, 2010, we had $36.49 million and 27.28 million, respectively, in aggregate indebtedness consisting of the aggregate principal amount outstanding of the Second Lien Notes. As of November 30, 2009, the debt under the Senior Credit Facility had been repaid in full from revenues generated by Law Abiding Citizen and The Rebound.
     Subject to any contractual restrictions, we and our subsidiaries, affiliates or significant stockholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.
     As of December 31, 2009, we had total cash and cash equivalents of $1.62 million including $0.58 million of restricted cash in an overhead reserved controlled and paid to the Company bi-weekly by the administrative agent for the Company’s first and second-lien lenders. As of March 31, 2010, we had total cash and cash equivalents of $1.15 million including $0.14 million of restricted cash.
Off-Balance Sheet Arrangements
     In conjunction with the licensing agreement for domestic distribution rights of Law Abiding Citizen, the Company guaranteed a shortfall in distribution expenses that Overture Films (the film’s third-party distributor) might have incurred on Law Abiding Citizen. As the film is now profitable on an ultimate basis, management does not anticipate any shortfall. Going forward, management does not expect to incur such obligations, as TFD will be the U.S. distributor of its films, and international licensing agreements do not customarily call for such arrangements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures in place are effective.
Changes in Internal Control Over Financial Reporting
     There has been no change in TFD’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Pursuant to the the Buyout Agreement described at Note 6 to Item 1 of this report on Form 10-Q, the Company’s predecessor, The Film Department Holdings LLC, issued Class G membership units to H&W Movie Partners, LLC. Class G units issued to HWMP pursuant to the Buyout Agreement and during the period covered by this report include (1) 600 units on February 24, 2010 in consideration of an investment of $600,000, (2) 700 units on March 1, 2010 in consideration for an investment of $700,000, (3) 700 units on March 10, 2010 in consideration for an investment of $700,000 and (4) 20 shares on March 26, 2010 in consideration of an investment of $20,000.
     All securities issued were exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, and were subsequently converted to common stock in the Company pursuant to the Corporate Conversion.
Item 3. Defaults Upon Senior Securities
     As described in Note 6 to Item 1 of this report on Form 10-Q, we were unable to pay scheduled quarterly interest payments totaling $2.16 million on June 30, 2009 under the Second Lien Notes (the “Second Lien Note Default”). Despite the occurrence of the Second Lien Note Default, the Company negotiated forbearance agreement in early September 2009 with the noteholders, pursuant to which the noteholders agreed to forebear from exercising any default rights and remedies until June 30, 2010. The Second Lien Notes currently bear interest at a default rate of 16% per annum.
Item 6. Exhibits

10.6	First Amendment to Second Amended and Restated Executive Services Agreement by and between Mark Gill and The Film Department Holdings LLC, dated March 30, 2010 (1)

10.12	First Amendment to Second Amended and Restated Executive Services Agreement by and between Neil Sacker and The Film Department Holdings LLC, dated March 30, 2010 (2)

10.19	First Amendment to Amended and Restated Executive Services Agreement by and between Robert Katz and The Film Department Holdings LLC, dated March 30, 2010 (3)

10.29	Fifth Amendment to Employment Agreement by and between Bernd Stephan and The Film Department Holdings LLC, dated February 8, 2010 (4)

10.35	Loan and Security Agreement by and between Earthbound Films, LLC and Union Bank, N.A., dated January 29, 2010 (5)

10.36	Investment Advisory Services Agreement by and between The Film Department Holdings LLC and Girard Securities, Inc., dated March 30, 2010 (6)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended (7)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended (7)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(2)	Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(3)	Incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(4)	Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the Commission on March 5, 2010.

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(6)	Incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(7)	Filed herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FILM DEPARTMENT HOLDINGS, INC.
By	/s/ Mark Gill	Dated: June 10, 2010
Mark Gill
Chief Executive Officer

EXHIBIT INDEX

10.6	First Amendment to Second Amended and Restated Executive Services Agreement by and between Mark Gill and The Film Department Holdings LLC, dated March 30, 2010 (1)

10.12	First Amendment to Second Amended and Restated Executive Services Agreement by and between Neil Sacker and The Film Department Holdings LLC, dated March 30, 2010 (2)

10.19	First Amendment to Amended and Restated Executive Services Agreement by and between Robert Katz and The Film Department Holdings LLC, dated March 30, 2010 (3)

10.29	Fifth Amendment to Employment Agreement by and between Bernd Stephan and The Film Department Holdings LLC, dated February 8, 2010 (4)

10.35	Loan and Security Agreement by and between Earthbound Films, LLC and Union Bank, N.A., dated January 29, 2010 (5)

10.36	Investment Advisory Services Agreement by and between The Film Department Holdings LLC and Girard Securities, Inc., dated March 30, 2010 (6)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended (7)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended (7)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(2)	Incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(3)	Incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(4)	Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the Commission on March 5, 2010.

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(6)	Incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 4 to Registration Statement on Form S-1, filed with the Commission on April 6, 2010.

(7)	Filed herewith.